Form 10QSB
period 1997-09-30
ACTIVE ANKLE SYSTEMS INC
filed 1997-12-15
CIK 854334

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997.

[ ]            TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to ____.

                          Commission File No. 333-29291
                           ACTIVE ANKLE SYSTEMS, INC.
           (Name of small business issuer as specified in its charter)


          KENTUCKY                                     61-1163669
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                                509 BARRET AVENUE
                           LOUISVILLE, KENTUCKY 40204
                    (Address of principal executive offices)

                                 (502) 582-2655
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No   .
     -----       ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ____ No ____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   68,267 outstanding shares of
no par value common stock at 9/30/97.

     Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                                     ----   ----

INDEX

ACTIVE ANKLE SYSTEMS, INC.
509 BARRET AVE.
LOUISVILLE, KY 40204

PART 1. INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-September 30, 1997 and June 30, 1997

Condensed statements of operations - Three months ending
September 30, 1997 and 1996

Condensed statements of cash flows - Three months ending
September 30, 1997 and 1996

Notes to condensed financial statements

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

                              ACTIVE ANKLE SYSTEMS, INC.
                              CONDENSED BALANCE SHEETS

                                       SEPTEMBER 30, 1997    JUNE 30, 1997
ASSETS                                    (unaudited)
Current Assets:
  Cash and cash equivalents                $  270,168        $  336,099
  Trade accounts receivable                   198,680           199,006
  Inventories, principally new materials      182,661           204,586
  Prepaid expenses                            174,278           137,017
Total current assets                          825,787           876,708

Machinery and equipment, net                  126,545           122,689

Patent, net                                    50,011            51,219

Other intangible assets                        14,546            15,324

Total assets                                1,016,889         1,065,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expense      $  313,028        $  342,684
 Current portion of long term debt             21,652            21,652
Total current liabilities                     334,680           364,337

Long term debt                                 47,697            52,829

Stockholders' equity:
  Preferred stock $40 par and liquidation     165,000           165,000
  value per share:
    Authorized shares - 100,000
    Issued and outstanding shares - 4,125
  Common stock, no par value:               1,049,565         1,049,565
    Authorized shares - 2,000,000
    Issued and outstanding shares - 68,267
  Accumulated deficit                        (580,053)         (565,791)

Total stockholders' equity                    634,512           648,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $1,016,889        $1,065,940

See notes to unaudited condensed financial statements

                          ACTIVE ANKLE SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 UNAUDITED

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1997         1996
                                                  -------      -------
Net sales                                        $637,275     $710,181
Cost of sales                                     251,451      284,852
                                                  -------      -------

Gross profit                                      385,824      425,329
Selling, general and administrative expenses      400,124      384,688
                                                  -------      -------
Operating (loss) income                           (14,300)      40,641

Interest expense (income)                           1,175       (3,647)
                                                  -------      -------
Income (loss) before income tax expense           (13,125)      36,994
Income Tax Expense                                  1,137          700
                                                  -------      -------
Net (loss) income                                ($14,262)     $36,294
                                                  -------      -------
                                                  -------      -------
Earnings (loss) per common share                   ($0.19)       $0.49
                                                  -------      -------
                                                  -------      -------
Weighted average number
of common shares outstanding                       74,004       73,916
                                                  -------      -------
                                                  -------      -------

See notes to unaudited condensed financial statements

                              ACTIVE ANKLE SYSTEMS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                      UNAUDITED


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1997         1996
                                                  -------      -------

OPERATING ACTIVITIES
Net income (loss)                              ($14,262)      $36,294
Adjustments to reconcile net income(loss)
 to net cash used in operating activities:
    Depreciation                                 13,354        11,377
    Amortization                                  1,985         2,023
Changes in operating assets and liabilities:
    Trade accounts receivable                       326      (180,127)
    Inventories                                  21,925       (25,671)
    Prepaid expenses                            (37,259)        9,417
    Accounts payable and accrued liabilities    (29,657)      102,628
Net cash used in operating activities           (43,588)      (44,059)

INVESTING ACTIVITIES
Payments for machinery and equipment            (17,211)      (11,608)
Net cash used in investing activities           (17,211)      (11,608)

FINANCING ACTIVITIES
Payments on bank notes and other notes payable   (5,132)      (14,502)
                                                 -------      --------
Net cash used in financing activities            (5,132)      (14,502)

(Decrease) in cash & cash equivalents           (65,931)      (70,169)
Cash and cash equivalents at beginning          336,099        90,263
   of period
Cash and cash equivalents at end of period     $270,168      $ 20,094

See notes to unaudited condensed financial statements.

                NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The accompanied unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to form 10-QSB. Accordingly, they do not included all the information and foot notes required by generally accepted accounting principles for completing financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and foot notes there to included in the Company's form SB-1A filed on October 24th, 1997 with the Securities and Exchange Commission for year ended June 30, 1997.

(2.) Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Shares of common stock issuable under the company's stock option plans, warrants and convertible preferred stock issues are treated as common stock equivalents when dilutive. A summary of the components of the weighted average shares of common and common equivalents shares outstanding during the period ended September 30, 1997 and 1996, computed in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 83. "Earnings Per Share in an Initial Public Offering," is as follows:

                                                            1997          1996
                                                            ----          ----
Weighted average number of common shares
  outstanding throughout the period                       88,267        68,127
Common shares issuable upon assumed conversion of
  convertible preferred stock                              8,250         8,250
Common shares issued at $25 per share                                      140
Common Shares issuable upon exercise of outstanding
  stock options issued at an exercise price of $25
  per share                                                4,300         4,300


Less assumed repurchase of common shares at an estimated
  IPO price of $40 per share related to:
    Convertible preferred stock                           -4,125        -4,125
    Common shares issued                                                   -88
    Stock options                                         -2,688        -2,688
                                                          ------        ------
                                                          -6,813        -6,901
                                                          ------        ------
Total weighted average shares and equivalents outstanding 74,004        73,916
                                                          ------        ------


(3.) The Company received correspondence in October 1991 which implies that the Company may have infringed on a patent held by a competitor. In view of the facts that the competitor has known about the Company and its products since 1984, and the competitor has been wholly non-responsive to the Company's positions of non-infringement since December of 1992, management is of the view that the probability that the competitor will actually assert a claim against the Company is low. However, the cost of defending any claim is not estimable and, if asserted, could have a material adverse impact on the Company's financial statements. Based on these facts, and further based on the advice of outside legal counsel that the Company's products do not infringe on the competitor's patent, it is management's opinion that the ultimate resolution to this matter will not have a material adverse effect on the Company's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Sales for the first fiscal quarter ending September 30, 1997 were $637,275, 10% under last year's first quarter. Sales to the medical market increased 28% over last year's first quarter. Sales to the retail and team markets were down 15% from last year's first quarter, partly as a result of the UPS strike and general weakness at retail. International sales were down 68% compared with last year as high initial orders from Taiwan were not repeated.

Gross margin held at approximately 60% for the first quarter of both physical 1998 and 1997. Price levels and product costs have remained stable with minor changes resulting from mix, labor volume variances, and shipping supply purchase timing.

Selling, general and administrative expenses for the quarter increased 4% over last year's first quarter. Compared with last year's first quarter, increased investment in R & D and additional payroll and administrative costs associated with the Company's expansion into the retail and catalog segments were partly offset by lower marketing expenses which included Olympic and Paralympics related costs last year. Approximately $50,000 of marketing and administrative resources were allocated to starting the catalog business and consumer resource centers during the quarter, and significant management time was devoted to preparing the public offering and planning for expanding the business.

Net loss for the first quarter of 1998 of ($14,262), ($0.19) per share, compares with last year's first quarter income of $36,294, $0.49 per share. The provision for income tax reflects local based income taxes. No income tax benefits are being recognized currently for operating losses.

The cash position remains strong, at $270,168 with the cash reduction due primarily to offering and start-up related costs. Stock offering related costs for the first quarter are $135,870, of which $76,643 has been paid. The total amount will be offset against the total funds raised. No borrowing is anticipated through the end of December, 1997. The number of common stock shares increased over last years first quarter as payment to outside directors for board meeting attendance.

The SEC gave final approval for the initial public offering on October 31, 1997. The Company has begun the process of contacting and meeting with prospective investors as the Blue Sky process is completed in each state.

The first consumer resource center, named Active Athlete, opened November 26, 1997 in the Jefferson Mall in Louisville. The grand opening and major marketing effort is planned for mid January, 1998.

Part II. Other Information

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security - Holders
None

Item 5. Other Events
None

Item 6. Exhibits and Reports on Form 8-K

        A) Exhibits

        B) The Company did not file any reports on Form 8-K during the three months ending September 30, 1997.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     /s/ Gary G. Herzberg
                                      _______________________________________
                                      Gary G. Herzberg
                                      Chief Executive Officer


                                      /s/ Ronald W. Schultz
                                      _______________________________________
                                      Ronald W. Schultz
                                      Chief Financial Officer