Form 10-Q
period 1997-12-31
ACTIVE ANKLE SYSTEMS INC
filed 1998-02-17
CIK 854334

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997.

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
Yes    X      No
     -----       ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ____ No ____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   68,267 outstanding shares of
no par value common stock at 12/31/97.

     Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                                     ----   ----

INDEX


ACTIVE ANKLE SYSTEMS, INC.
509 BARRET AVE.
LOUISVILLE, KY 40204


PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)


Condensed  balance sheets - December 31, 1997 and June 30, 1997


Condensed statements of operations - Three and Six months ended December 31, 1997 and 1996


Condensed statements of cash flows - Six months ended December 31, 1997 and
1996


Notes to condensed consolidated financial statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART 2.  OTHER INFORMATION

                             ACTIVE ANKLE SYSTEMS, INC
                              CONDENSED BALANCE SHEETS


                                              DECEMBER 31, 1997  JUNE 30,1997
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                          $83,324       $336,099
  Trade accounts receivable                          175,282        199,006
  Inventories                                        212,651        204,586
  Prepaid expenses                                   227,239        137,017
Total current assets                                 698,496        876,708

Machinery and equipment, net                         153,755        122,689

Patent, net                                           53,739         51,219

Other intangible assets                               13,315         15,324

Total assets                                        $919,305     $1,065,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
  Accounts payable and accrued expenses             $254,347       $342,685
  Current portion of long term debt                   21,652         21,652
Total current liabilities                            275,999        364,337

Long term debt                                        42,421         52,829

Stockholders' equity:
  Perferred stock, $40 par and liquidation
  value per share:
     Authorized shares - 100,000
     Issued and outstanding shares - 4,125           165,000        165,000
  Common stock, no par value:
     Authorized shares - 2,000,000
     Issued and outstanding shares - 68,267        1,049,565      1,049,565
  Accumulated deficit                               (613,680)      (565,791)

Total stockholders' equity                           600,885        648,774

Total liabilities and stockholders' equity          $919,305     $1,065,940


See notes to unaudited condensed financial statements.

                             ACTIVE ANKLE SYSTEMS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                     UNAUDITED


                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  DECEMBER 31                   DECEMBER 31
                                               1997         1996           1997           1996
                                               ----         ----           ----           ----
Net Sales                                   $583,402     $612,661     $1,220,677     $1,322,842
Cost of sales                                240,647      245,902        492,098        530,754
                                            --------     --------     ----------     ----------

Gross profit                                 342,755      366,759        728,579        792,088
Selling, general and administrative          378,325      323,111        778,449        707,799
expenses,                                   --------     --------     ----------     ----------

Operating (loss) income                      (35,570)      43,648        (49,870)        84,289

Interest expense (income)                     (1,943)       3,492         (3,118)         7,139
                                            --------     --------     ----------     ----------

Income (loss) before income tax expense      (33,627)      40,156        (46,752)        77,150
Income tax expense                                            700          1,137          1,400
                                            --------     --------     ----------     ----------

Net (loss) income                            (33,627)      39,456        (47,889)        75,750
                                            --------     --------     ----------     ----------
                                            --------     --------     ----------     ----------
Earnings (loss) per common share              ($0.49)       $0.60         ($0.70)         $1.11
                                            --------     --------     ----------     ----------
                                            --------     --------     ----------     ----------

Diluted earnings (loss) per common share      ($0.49)       $0.60         ($0.70)         $1.11
                                            --------     --------     ----------     ----------
                                            --------     --------     ----------     ----------
Weighted average number
of common shares outstanding                  68,267       68,142         68,267         68,142
                                            --------     --------     ----------     ----------
                                            --------     --------     ----------     ----------


See notes to unaudited condensed financial statements.

                             ACTIVE ANKLE SYSTEMS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     UNAUDITED


                                                             SIX MONTHS ENDED
                                                                DECEMBER 31
                                                             1997         1996
                                                             ----         ----

OPERATING ACTIVITIES
Net income (loss)                                        ($47,889)     $75,750
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
  Depreciation                                             23,060       22,856
  Amortization                                              3,338        4,024
Changes in operating assets and liabilities:
  Trade accounts receivable                                23,724       19,734
  Inventories                                              (8,065)     (56,093)
  Prepaid expenses                                        (90,222)      23,917
  Accounts payable and accrued liabilities                (88,338)    (108,973)
                                                          -------      -------
Net cash used in operating activities                    (184,392)     (18,785)

INVESTING ACTIVITIES
Payments for machinery and equipment                      (54,126)     (18,916)
Other assets                                               (3,849)      (2,936)
                                                          -------      -------
Net cash used in investing activities                     (57,975)     (21,852)

FINANCING ACTIVITIES
Payments on bank notes and other notes payable            (10,408)      (9,564)
                                                          -------      -------
Net cash used in financing activities                     (10,408)      (9,564)

Decrease in cash and cash equivalents                    (252,775)     (51,335)
Cash and cash equivalents at beginning of period          336,099       90,263
                                                          -------      -------
Cash and cash equivalents at end of period                $83,324      $40,062


See notes to unaudited condensed financial statements.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The accompanied unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to form 10-QSB. Accordingly, they do not included all the information and foot notes required by generally accepted accounting principles for completing financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's form SB-1A filed on October 24th, 1997 with the Securities and Exchange Commission for the year ended June 30, 1997.

(2.)  Inventories consists of the following:


                                        December 31          June 30
                                        -----------          -------
           Goods held for resale            $71,205           $--0--
           Raw material                     141,446          204,586
                                           --------         --------
                                           $212,651         $204,586
                                           --------         --------
                                           --------         --------
                                           -


(3.) In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaces the previous reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.


(4.) The Company received correspondence in October 1991 which implies that the Company may have infringed on a patent held by a competitor. In view of the facts that the competitor has known about the Company and its products since 1984, and the competitor has been wholly non-responsive to the Company's positions of non-infringement since December of 1992, management is of the view that the probability that the competitor will actually assert a claim against the Company is low. However, the cost of defending any claim is not estimable and, if asserted, could have a material adverse impact on the Company's financial statements. Based on these facts, and further based on the advice of outside legal counsel that the Company's products do not infringe on the competitor's patent, it is management's opinion that the ultimate resolution to this matter will not have a material adverse effect on the Company's financial statements.

             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


Net sales of $583,000 in the second fiscal quarter ending December 31, 1997 were $29,000 or 5% below the same period last year. For the first six fiscal months, net sales of $1,221,000 were 8% below last year. There was continuing weakness in the retail sector as sales were down 5% for the quarter and 10% for the six months. The retail sporting goods industry is undergoing major closings, consolidations, shakeups and bankruptcies. Sales in previous periods were affected by large retail orders which did not occur this year. We expect continuing problems in this sector. Medical sales were down 6% for the quarter but up 8% for the first six months and advance orders are well above last year's third quarter. International sales were lower as the Asian turmoil limited orders from the Far East and weakness in Canada. The strong dollar has resulted in very high prices for the Active Ankle in foreign markets. The Company's first consumer service center opened in Jefferson Mall in Louisville Kentucky on November 26, 1997. Sales performance has met our expectation, given there was no advertising or promotion and the marketing effort to develop referral sales from the medical and team community which is just beginning.

Gross margin percentages for the quarter and year to date are comparable to previous periods. Differences between quarters resulted from distribution mix changes.

Sales and administrative expenses increased during the quarter compared to last years quarter and six months period due to investment in staffing and start up expenses for the Professional Catalog and Consumer Service Center business sectors. Start up expenses are estimated to be $81,000 for the quarter ($1.08 per share) and $130,000 for the year to date ($1.76 per share). The Company stopped accruing for employee incentive compensation during the second quarter and reversed the accrual of $30,000 expensed in the first quarter, to assure the availability of funds for new business start-up cost.

Research and development costs increased in both the quarter and six month periods as work progresses on an improved Active Ankle and other new products. Prototype tooling is being developed to manufacture the improved Active Ankle for testing.

The provision for income taxes reflects local income taxes. No income tax benefits are being recognized currently for operating losses.

The net loss for the second fiscal quarter was $(33,627) or ($.49) per share compared with net income of $39,456 or $.58 per share last year. For the six months, a net loss of ($47,889) or ($.70) was incurred compared with a net income of $75,750, $1.11 per share for six months last year.


Leasehold improvements and working capital investment in the Jefferson Mall service center totaled $126,000 during the quarter, of which $43,000 is due for payment. Stock offering costs included in current assets total $195,000 with $12,000 remaining to be paid. It is anticipated the Company will need to borrow from its $300,000 line of credit at Bank One to meet its working capital needs prior to closing of the stock offering. The Company is actively contacting potential investors with the objective of closing the offering by April 30, 1998. The first deposit of $58,000 into a Bank One escrow account was made February 2, 1997.

Since the Company uses off the shelf software the Company has been assured by its software support organization of year 2000 compliance.

Part II. Other Information

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities
Issue of 5450 five year options at $40.00 per share to key employees and management.

Item 3.  Defaults upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security - Holders
None

Item 5.  Other Events
None

Item 6.  Exhibits and Reports on From 8-K

      A)  Exhibits

      B) The Company did not file any reports on From 8-K during the six months ending December 31, 1997.

Signatures:
Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   /s/ Gary G. Herzberg
                                   -----------------------------
                                   Gary G. Herzberg
                                   Chief Executive Officer

                                   /s/ Ronald W. Schultz
                                   -----------------------------
                                   Ronald W. Schultz
                                   Chief Financial Officer