Form 10-Q
period 1998-03-31
ACTIVE ANKLE SYSTEMS INC
filed 1998-05-15
CIK 854334

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q


                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number 333-29291


                           ACTIVE ANKLE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



                 KENTUCKY                                         61-1163669
     (State or other jurisdiction of                          (I.R.S. Employer
              incorporation)                                 Identification No.)


                                509 Barret Ave.
                             Louisville, KY 40204
                                  502 582-2655

               (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                             90 days. Yes X     No
                                         -----     -----

     The number of shares of common stock outstanding on March 31, 1998 was
68,517


================================================================================

To:  SEC

     Attached is the 10QSB filing for Active Ankle Systems, Inc. (#333-29291) for the quarter ended March 31, 1998.


INDEX

ACTIVE ANKLE SYSTEMS, INC.
509 BARRET AVE.
LOUISVILLE, KY 40204

PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)


Condensed balance sheets- March 31, 1998 and June 30, 1997


Condensed statements of operations - Three and Nine months ended March 31, 1998 and 1997


Condensed statements of cash flows - Nine months ended March 31, 1998 and 1997


Notes to condensed consolidated financial statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.


PART 2. OTHER INFORMATION

                           ACTIVE ANKLE SYSTEMS, INC.
                            CONDENSED BALANCE SHEET

                                                                      MARCH 31, 1998    JUNE 30, 1997
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                            $    3,753       $  336,099
  Trade accounts receivable                                               204,939          199,006
  Inventories                                                             253,289          204,586
  Prepaid expenses                                                        238,903          137,017
Total current assets                                                      700,884          876,708

Machinery and equipment, net                                              165,092          122,689

Patent, net                                                                57,829           51,219

Other intangible assets                                                    24,288           15,324

Total assets                                                              948,093        1,065,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
  Accounts payable and accrued expenses                                   284,838          342,685
  Current portion of long term debt                                       121,652           21,652
Total current liabilities                                                 406,490          364,337

Long term debt                                                             37,005           52,829

Stockholders' equity:
  Preferred stock, $40 par and liquidation
    value per share:
    Authorized shares - 100,000
    Issued and outstanding shares - 4,125                                 165,000          165,000
  Common stock, no par value:
    Authorized shares - 2,000,000
    Issued and outstanding shares 68,517 in 1998 and 68267 in 1997      1,059,565        1,049,565
  Accumulated deficit                                                    (719,967)        (565,791)

Total stockholders' equity                                              1,944,532        1,780,356

Total liabilities and stockholders' equity                             $2,388,027       $2,197,522


See notes to unaudited condensed financial statements.

                           ACTIVE ANKLE SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   Unaudited

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 MARCH 31                      MARCH 31
                                                            1998           1997           1998            1997
                                                            ----           ----           ----            ----
Net Sales                                                $ 659,369      $629,290     $ 1,880,046      $1,952,132
Cost of sales                                              266,206       251,138         758,304         781,892
                                                         ---------      --------     -----------      ----------

Gross profit                                               393,163       378,152       1,121,742       1,170,240
Selling, general and administrative                        497,771       350,824       1,276,220       1,058,623
                                                         ---------      --------     -----------      ----------
Operating (loss) income                                   (104,608)       27,328        (154,478)        111,617

Interest expense (income)                                    1,680         2,219          (1,438)          9,358
                                                         ---------      --------     -----------      ----------

Income (loss) before income tax expense                   (106,288)       25,108        (153,040)        102,259
Income tax expense                                                           700           1,137           2,100
                                                         ---------      --------     -----------      ----------

Net (loss) income                                        $(106,288)     $ 24,408     $  (154,177)     $  100,159
                                                         =========      ========     ===========      ==========

Earnings (loss) per common share                         $   (1.55)     $   0.36     $     (2.26)     $     1.47
                                                         =========      ========     ===========      ==========

Diluted earnings (loss) per common share                 $   (1.55)     $   0.36     $     (2.26)     $     1.47
                                                         =========      ========     ===========      ==========

Weighted average number of common shares outstanding        68,517        68,447          68,350          68,163
                                                         ---------      --------     -----------      ----------



See notes to unaudited condensed financial statements

                           ACTIVE ANKLE SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                            NINE MONTHS ENDED
                                                                 MARCH 31
                                                           1998            1997
                                                           ----            ----
OPERATING ACTIVITIES
Net income (loss)                                       $(154,177)     $ 100,159
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
  Depreciation                                             37,851         35,155
  Amortization                                              5,250          5,531
Changes in operating assets and liabilities:
  Trade accounts receivable                                (5,933)       (25,240)
  Inventories                                             (48,703)       (53,379)
  Prepaid expenses                                       (101,886)        40,083
  Accounts payable and accrued liabilities                (57,847)       (33,871)
                                                        ---------      ---------
Net cash (used in) provided by operating activities      (325,445)        68,438

INVESTING ACTIVITIES
Payments for machinery and equipment                      (80,254)       (19,313)
Other assets                                              (20,824)        (6,172)
                                                        ---------      ---------
Net cash used in investing activities                    (101,078)       (25,485)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                     10,000             --
Proceeds from issuance of notes payable                   100,000             --
Payments on bank notes and other notes payable            (15,823)       (48,550)
                                                        ---------      ---------
Net cash provided by (used in) financing activities        94,177        (48,550)

(Decrease) Increase in cash and cash equivalents         (332,346)        (5,597)
Cash and cash equivalents at beginning of period          336,099         90,263
                                                        ---------      ---------
Cash and cash equivalents at end of period              $   3,753      $  84,666



See notes to unaudited condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The accompanied unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly , they do not include all the information and foot notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consistent with normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's form SB-1A filed on October 24th, 1997 with the Securities and Exchange Commission for the year ended June 30, 1997.

(2.) Inventories consists of the following:

                                              MARCH 31       JUNE 30
                                              --------       -------
                    Goods held for resale     $ 71,142       $--0--
                    Raw material               182,147      204,586
                                              --------     --------
                                              $253,289     $204,586
                                              ========     ========

(3.) Company directors loaned the Company $150,000 at 9% annual rate of interest in April , 1998 to support the catalog and service center investments until additional equity funding can be raised. The Company borrowed $100,000 from its line of credit during the fiscal third quarter and an additional $57,000 in April, 1998.

(4.) In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaces the previous reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

(5.) The Company received correspondence in October 1991 which implies that the Company may have infringed on a patent held by a competitor. In view of the facts that the competitor has known about the Company and its products since 1984, and the competitor has been wholly non-responsive to the Company's positions of non-infringement since December of 1992, management is of the view that the probability that the competitor will actually assert a claim against the Company is low. However, the cost of defending any claim is not estimable and, if asserted, could have a material adverse impact on the Company's financial statements. Based on these facts, and further based on the advice of outside legal counsel that the Company's products do not infringe on the competitor's patent, it is management's opinion that the ultimate resolution to this matter will not have a material adverse effect on the Company's financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net sales of $659,369 in the third fiscal quarter ending March 31,1998 were $30,000 or 5% above the same period last year. For the nine months, net sales of $1,880,046 were 4% below last year. Weakness continued in the retail sector as sales for the quarter were down 21% for the quarter and 15% for the nine months. As reported last quarter, large sporting goods retailers are closing stores and consolidating. These problems are expected to continue. Medical sales were up 64% for the quarter and up 22% for nine months. Advance orders continue strong for the fourth quarter. International sales were up 25% for the quarter and down 33% for the nine month period. International sales are expected to remain even with last year's fourth quarter. The Company's consumer service center opened November 26,1997 is providing valuable information regarding size, staffing, inventory items and quantities, computer systems, and pricing levels, prior to expanding to other locations and cities. Sales have been below expectations as the time required to build the doctor and school referral base is longer than anticipated. The Company's sports medicine catalog is scheduled for release in late-May, which will provide additional sales support for the consumer center. The Catalog is operational in a warehouse in northwest Indianapolis and is soliciting orders. Mass mailing of the catalog to schools will begin in May and bid requests from schools are being received.

Gross margin percentages for the quarter and year to date are comparable to previous periods.

Sales and administrative expenses continued to increase in the quarter and nine month period compared to last year due to continued investment in staffing and start up expenses for the Professional Catalog and Consumer Service Center business components. Expenses allocated to these start up businesses are estimated to be $154,000 for the quarter ($2.54 per share) and $400,000 year to date ($4.44 per share).

Prototype tools and parts are complete and ready for testing for a new model of Active Ankle designed for the medical market. Samples of a recently licensed neck support system for football have been shipped to various sponsorship schools and advisory board members for evaluation. Initial responses are extremely positive. Sales are expected in the fourth quarter.

The provision for income taxes reflects local income taxes. No income tax benefits are being recognized currently for operating losses.

The net loss for the third fiscal quarter was ($106,288) or ($1.55) per share compared with net income of $24,4098 or $.36 per share last year. For the nine months, a net loss of ($154,177) or ($2.26) per share was incurred compared with a net income of $100,158, $1.47 per share for the nine months last year.


Resources allocated to the Jefferson Mall service center totaled $122, 000 during the quarter, and has amounted to $333,000 for the year. Stock offering costs included in current assets total $201,000, all of which has been paid. The Company has borrowed $100,000 from its $300,000 Bank One line of credit and an additional $57,000 in April, 1998. Company directors loaned the Company $150,000 at 9% annual rate of interest in April to support the catalog and service center investments until additional equity is raised. The Company closed the public offering of common stock April 30, 1998 as the targeted minimum of $1,800,000 or 45,000 shares was not achieved. Funds raised to date will be returned to investors in early May. The Company will require additional financing to continue to implement its business plan.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities
Issue of 5450 five year options at $40.00 per share to key employees and management.

Issue of 250 shares at $40.00 in payment for marketing work.

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


                                           -----------------------------
                                           Gary G. Herzberg
                                           Chief Executive Officer



                                           -----------------------------
                                           Ronald W. Schultz
                                           Chief Financial Officer